Form 10-Q
period 2012-06-30
Barrier 4, Inc.
filed 2012-11-16
CIK 1548805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to _________.

Commission file number: 333-181147

Barrier 4, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4636223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6200 E. Canyon Rim Road, #204 Anaheim, CA	92807-4315
(Address of principal executive offices)	(Zip Code)

(714) 731-8867

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock on November 12, 2012 was 18,000,000.

BARRIER 4, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current assets:
Cash	$2,358	$9,048
Prepaid expenses	2,550	–
Total current assets	4,908	9,048
Total assets	$4,908	$9,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,190	$560
Total current liabilities	1,190	560
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Subscriptions receivable, -0- and 8,900,000 shares at June 30, 2012 and March 31, 2012, respectively	–	(8,900)
(Deficit) accumulated during development stage	(14,282)	(612)
Total stockholders' equity	3,718	8,488
Total liabilities and stockholders' equity	$4,908	$9,048

See accompanying notes to financial statements.

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	February 17, 2012
	Months Ended	(inception) to
	June 30, 2012	June 30, 2012

Revenue	$–	$–

Operating expenses:
General and administrative	13,670	14,282

Total operating expenses	13,670	14,282

Net operating loss	(13,670)	(14,282)

Other income (expense):	–	–

Loss before provision for income taxes	(13,670)	(14,282)

Provision for income taxes	–	–

Net loss	$(13,670)	$(14,282)

Weighted average number of common shares
outstanding - basic and fully diluted	18,000,000

Net loss per share - basic and fully diluted	$(0.00)

See accompanying notes to financial statements.

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	February 17, 2012
	Months Ended	(inception) to
	June 30, 2012	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,670)	$(14,282)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(2,550)	(2,550)
Increase (decrease) in liabilities:
Accounts payable	630	1,190
Net cash used in operating activities	(15,590)	(15,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	8,900	18,000
Net cash provided by financing activities	8,900	18,000

NET CHANGE IN CASH	(6,690)	2,358
CASH AT BEGINNING OF PERIOD	9,048	–
CASH AT END OF PERIOD	$2,358	$2,358

SUPPLEMENTAL INFORMATION:
Interest paid	$–
Income taxes paid	$–

See accompanying notes to financial statements.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Barrier 4, Inc. (“the Company”, “Barrier 4”) was incorporated in the state of Nevada on February 17, 2012 (“Inception”). The Company was formed to develop, and ultimately manufacture and sell an anti-bacterial microbial fabric conditioning product designed to disinfect a wide variety of items that are traditional hot beds for the dissemination of disease causing bacteria. The Company will market Barrier 4 on the internet and through traditional sales methods.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

The Company has adopted a fiscal year-end of March 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 17, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for period from February 17, 2012 (inception) to June 30, 2012.

Revenue Recognition

Once sales commence, revenue recognition will occur at the time of sale of merchandise to Barrier 4’s customers, in compliance with FASB ASC 605, “Revenue Recognition”. Sales are expected to include the sale of merchandise through direct sales generated by cold calling marketing efforts and the Company’s internet store, net of sales taxes collected and net of estimated customer returns. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will allow customers to return merchandise under most circumstances. The reserve for returns will be included in accrued liabilities in the Company’s balance sheet. The reserve is estimated based on the Company’s historical experience of returns made by customers. The Company will defer any revenue from sales in which payment has been received, but the earnings process has not occurred. No sales have yet commenced.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. There were no advertising or promotional expenses during the three months ended June 30, 2012 or the period from February 17, 2012 (inception) to March 31, 2012.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

There have been no website development costs from inception through the date of this report.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $14,282 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

On February, 20, 2012, the Company sold 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO, of which $8,900 was received in April of 2012. As such, $8,900, representing 8,900,000 shares of common stock, was recorded as subscriptions receivable at March 31, 2012, which was satisfied during April of 2012.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at February 17, 2012. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and March 31, 2012:

Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 5 – Stockholder’s Equity

On February 17, 2012, the founder of the Company established 90,000,000 authorized shares of $0.001 par value common stock. Additionally, the Company’s founder established 10,000,000 authorized shares of $0.001 par value preferred stock.

Common Stock

On February, 20, 2012, the Company sold 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 from the Company’s founder and CEO, of which $8,900 was received in April of 2012. As such, $8,900, representing 8,900,000 shares of common stock, was recorded as subscriptions receivable at March 31, 2012, which was satisfied during April of 2012.

Note 6 – Commitments

On April 1, 2012, the Company entered into a one-year renewable lease agreement for 500 square feet of office space at $3,400 per year. The Company recognized $850 of rent expense during the three months ended June 30, 2012.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended June 30, 2012 and the period from February 17, 2012 (inception) to March 31, 2012, the Company incurred net operating losses of $13,669 and $612, respectively, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012 and March 31, 2012, the Company had approximately $14,280 and $612, respectively, of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	June 30,	March 31,
	2012	2012
Deferred tax assets:
Net operating loss carry forwards	$5,000	$215

Net deferred tax assets before valuation allowance	$5,000	$215
Less: Valuation allowance	(5,000)	(215)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2012 and March 31, 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	March 31,
	2012	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on, or before June 30, 2012.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 8 – Subsequent Events

On July 10, 2012, we received $2,500 from an individual in exchange for an unsecured promissory note, carrying an 8% interest rate, maturing on July 10, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms S-1, 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Barrier 4, Inc.

OVERVIEW AND OUTLOOK

Barrier 4 was formed in the state of Nevada on February 17, 2012 to establish sales of the Company’s one product, “Barrier 4”, an antimicrobial fabric conditioner. We are an mPact Environmental Solutions (mPact) antimicrobial product provided to consumers and commercial users in the secondary indoor market. We are operating under a relabeling contract with mPact. The contract allows us to purchase finished antimicrobial fabric treatment products from MPact that are then sold under the Barrier 4 brand name by relabeling the antimicrobial fabric treatment product with an alternate brand name (Barrier4).

The active ingredient in mPact Environmental Solutions technology platform is based on a Silane Quaternary Ammonium Salt with an active ingredient of 3 (trihydroxysilyl) propyldimethyl octadecyl ammonium chloride (0.84%) with inert ingredients at 99.16%. One 16 ounce bottle of Barrier 4 will be sold to the customers and commercial users, at a price of approximately $22 per bottle. Since our inception on February 17, 2012 we have incurred cumulative losses of $14,282 to June 30, 2012.

The mPact/ÆGIS Antimicrobial fabric treatment forms a colorless, odorless, positively charged polymer that chemically bonds to the treated surface. You could think of it as a layer of electrically charged swords. When a microorganism comes in contact with the treated surface, the quaternary amine “sword” punctures the cell membrane and the electrical charge “shocks” the cell. Since nothing is transferred to the now dead cell, the antimicrobial doesn’t lose strength and the “sword” is ready for the next cell to make contact. In order for ÆGIS Antimicrobial to continue its effectiveness, normal cleaning of treated surfaces is necessary as dirt buildup, paint, dead microbes, etc. will cover the treatment prohibiting it from killing microorganisms.

We are a development stage company with a limited history of development stage operations. We have established our website during the three months ended June 30, 2012. Our website address is: www.barrier4.com. We have not yet begun to sell our product. To commence active business operations, we will need to engage in a number of planning and preliminary activities, including, the creation of marketing materials and direct mailings.

We have determined what we believe the retail price of our one product, Barrier 4, an antimicrobial fabric conditioner along with the relative cost to have the product manufactured and packaged and shipped by outside vendors we then estimated the administrative expense to arrive at the selling price of approximately $22 for each 16 ounce bottle. If these projected prices are insufficient to cover our costs of goods sold it could result in an operating loss for us.

While budgetary manufacturing, packaging, shipping (cost of product form mPact) and marketing costs have been established for our product, no definitive orders have been placed for the Company’s sole product; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us. We have not yet devoted much time to raising capital other than the investments from our CEO, Mrs. Scarpello.

Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management intends to provide working capital for the next year through equity security sales, debt instruments, and private financing. Presently we do not have any existing sources or plans for financing.

Results of Operations for the Three Months Ended June 30, 2012:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2012.

For the three
months ended
June 30, 2012

Revenue	$–

Operating expenses:
General and administrative	13,670

Total operating expenses	13,670

Net operating loss	(13,670)

Other income (expense):	–

Net loss	$(13,670)

We are a development stage company that formed on February 17, 2012, as such there were no revenues or expenses for the comparative three months ended June 30, 2011.

Revenues:

The Company is in the development stage and has not yet commenced revenue producing operation.

General and Administrative:

General and administrative expenses were $13,670 for the three months ended June 30, 2012. General and administrative expenses consisted primarily of $10,000 of professional fees incurred during the process of bringing our Company public through the filing of Form S-1 with the Securities and Exchange Commission (“SEC”), $850 of rent expense, and $2,820 of SEC filing fees and business licenses incurred during the three months ended June 30, 2012.

Net Loss:

The net loss for the three months ended June 30, 2012 was $13,670 consisting entirely of general and administrative expenses as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2012 compared to March 31, 2012.

	June 30,	March 31,
	2012	2012
Total Assets	$4,908	$9,048

Total Liabilities	$1,190	$560

(Deficit) accumulated during development stage	$(14,282)	$(612)

Stockholders’ Equity	$3,718	$8,488

Working Capital	$3,718	$8,488

Our principal source of operating capital has been derived from private sales of our common stock and loans from our officer and others. At June 30, 2012 we had a cash balance of $2,358 and working capital of $3,718. As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will need to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require establishing and substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

On July 10, 2012, we received $2,500 from an individual in exchange for an unsecured promissory note, carrying an 8% interest rate, maturing on July 10, 2014.

On various dates between April 12, 2012 and April 21, 2012, the Company received a total of $8,900 on subscriptions receivable as payment for the sale of founder’s shares on February 20, 2012.

Satisfaction of our Cash Obligations for the Next 12 Months

As of June 30, 2012, our cash balance was $2,358. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities; however, there can be no assurance of our success.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $13,670 and $612 for the three months ended June 30, 2012 and the period from February 17, 2012 (inception) to March 31, 2012, respectively, have a (deficit) accumulated during our development stage of ($14,282) and ($612) at June 30, 2012 and March 31, 2012, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO, Judith Scarpello, carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, Mr. Spitari concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description

3.1*	Certificate of Articles of Incorporation, February 17, 2012
3.2*	Bylaws
10.1**	Founder Stock Purchase Agreement, April 20, 2012
10.2**	Lease Agreement, April 1, 2012
10.3**	Private label and Manufacturing and Supply Agreement with mPact Environmental Solutions, LLC, April 15, 2012.
31.1	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed with Form S-1 as filed on May 4, 2012.

** Filed with Form S-1/A as filed on June 12, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2012

Barrier 4, Inc.

/s/ Judith Scarpello
Judith Scarpello
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

