Form 10-Q
period 2012-09-30
Barrier 4, Inc.
filed 2012-11-16
CIK 1548805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock on November 12, 2012 was 18,000,000.

BARRIER 4, INC.

FORM 10-Q

INDEX		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012	3
	Condensed Statements of Operations for the Three and Six Months ended September 30, 2012 (Unaudited), and the period from February 17, 2012 (inception) to September 30, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2012 (unaudited), and the period from February 17, 2012 (inception) to September 30, 2012 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
ASSETS	(Unaudited)

Current assets:
Cash	$1,265	$9,048
Prepaid expenses	1,700	–
Total current assets	2,965	9,048

Total assets	$2,965	$9,048

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$650	$560
Accrued interest	45	–
Total current liabilities	695	560

Note payable	2,500	–
Total liabilities	3,195	560

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Subscriptions receivable, -0- and 8,900,000 shares at September 30, 2012 and March 31, 2012, respectively	–	(8,900)
(Deficit) accumulated during development stage	(18,230)	(612)
Total stockholders' equity (deficit)	(230)	8,488

Total liabilities and stockholders' equity (deficit)	$2,965	$9,048

See accompanying notes to financial statements.

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Six	February 17, 2012
	Months Ended	Months Ended	(inception to)
	September 30, 2012	September 30, 2012	September 30, 2012

Revenue	$–	$–	$–

Operating expenses:
General and administrative	3,903	17,573	18,185

Total operating expenses	3,903	17,573	18,185

Net operating loss	(3,903)	(17,573)	(18,185)

Other income (expense):
Interest (expense)	(45)	(45)	(45)

Loss before provision for income taxes	(3,948)	(17,618)	(18,230)

Provision for income taxes	–	–	–

Net loss	$(3,948)	$(17,618)	$(18,230)

Weighted average number of common shares
outstanding - basic and fully diluted	18,000,000	18,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

BARRIER 4, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	February 17, 2012
	Months Ended	(inception) to
	September 30, 2012	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,618)	$(18,230)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,700)	(1,700)
Increase (decrease) in liabilities:
Accounts payable	90	650
Accrued interest	45	45
Net cash used in operating activities	(19,183)	(19,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,500	2,500
Proceeds from sale of common stock	8,900	18,000
Net cash provided by financing activities	11,400	20,500

NET CHANGE IN CASH	(7,783)	1,265
CASH AT BEGINNING OF PERIOD	9,048	–
CASH AT END OF PERIOD	$1,265	$1,265

SUPPLEMENTAL INFORMATION:
Interest paid	$–
Income taxes paid	$–

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 17, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for period from February 17, 2012 (inception) to September 30, 2012.

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

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. There were no advertising or promotional expenses during the six months ended September 30, 2012 or the period from February 17, 2012 (inception) to March 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting in an accumulated deficit of $18,230 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing its business plan in an effort to begin to realize revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and March 31, 2012:

Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
None	$–	$–	$–
Total assets	–	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$–	$–	$–

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

Note 5 – Note Payable

Note Payable consists of the following at September 30, 2012 and March 31, 2012, respectively:

	September 30,	March 31,
	2012	2012
Unsecured promissory note originated on July 10, 2012, carries an 8% interest rate, matures on July 10, 2014	$2,500	$–

The Company recorded interest expense in the amount of $45 and $-0- related to the note payable for the six months ended September 30, 2012.

Note 6 – Stockholder’s Equity

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

Note 7 – Commitments

On April 1, 2012, the Company entered into a one-year renewable lease agreement for 500 square feet of office space at $3,400 per year. The Company recognized $1,700 of rent expense during the six months ended September 30, 2012.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended September 30, 2012 and the period from February 17, 2012 (inception) to March 31, 2012, the Company incurred net operating losses of $17,618 and $612, respectively, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012 and March 31, 2012, the Company had approximately $18,230 and $612, respectively, of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The components of the Company’s deferred tax asset are as follows:

	September 30,	March 31,
	2012	2012
Deferred tax assets:
Net operating loss carry forwards	$6,380	$215

Net deferred tax assets before valuation allowance	$6,380	$215
Less: Valuation allowance	(6,380)	(215)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2012 and March 31, 2012, respectively.

BARRIER 4, INC. (A Development Stage Company) Notes to Condensed Financial Statements (Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,	March 31,
	2012	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on, or before September 30, 2012.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

The active ingredient in mPact Environmental Solutions technology platform is based on a Silane Quaternary Ammonium Salt with an active ingredient of 3 (trihydroxysilyl) propyldimethyl octadecyl ammonium chloride (0.84%) with inert ingredients at 99.16%. One 16 ounce bottle of Barrier 4 will be sold to the customers and commercial users, at a price of approximately $22 per bottle. Since our inception on February 17, 2012 we have incurred cumulative losses of $18,230 to September 30, 2012.

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

We are a development stage company with a limited history of development stage operations. We have established our website at the following address: www.barrier4.com. We have not yet begun to sell our product. To commence active business operations, we will need to engage in a number of planning and preliminary activities, including, the creation of marketing materials and direct mailings.

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

Results of Operations for the Three Months Ended September 30, 2012:

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2012.

For the three
months ended
September 30, 2012

Revenue	$–

Operating expenses:
General and administrative	3,903

Total operating expenses	3,903

Net operating loss	(3,903)

Other income (expense):	(45)

Net loss	$(3,948)

We are a development stage company that formed on February 17, 2012, as such there were no revenues or expenses for the comparative three months ended September 30, 2011.

Revenues:

The Company is in the development stage and has not yet commenced revenue producing operation.

General and Administrative:

General and administrative expenses were $3,903 for the three months ended September 30, 2012. General and administrative expenses consisted primarily of $2,500 of consulting fees incurred related to business development services, $850 of rent expense, and $380 of public filing fees related to our reporting with the Securities and Exchange Commission (“SEC”), and $173 of miscellaneous fees and bank charges incurred during the three months ended September 30, 2012.

Other Income (Expense):

Other (expense) was $45 for the three months ended September 30, 2012. Other (expenses) consisted entirely of interest expense related to a $2,500 debt financing received on July 10, 2012 bearing interest at 8% per annum.

Net Loss:

The net loss for the three months ended September 30, 2012 was $3,948, consisting of $3,903 of general and administrative expenses and $45 of interest expense as detailed above.

Results of Operations for the Six Months Ended September 30, 2012:

The following table summarizes selected items from the statement of operations for the six months ended September 30, 2012.

For the six
months ended
September 30, 2012

Revenue	$–

Operating expenses:
General and administrative	17,573

Total operating expenses	17,573

Net operating loss	(17,573)

Other income (expense):	(45)

Net loss	$(17,618)

We are a development stage company that formed on February 17, 2012, as such there were no revenues or expenses for the comparative six months ended September 30, 2011.

Revenues:

The Company is in the development stage and has not yet commenced revenue producing operation.

General and Administrative:

General and administrative expenses were $17,573 for the six months ended September 30, 2012. General and administrative expenses consisted primarily of $12,500 of professional fees incurred during the process of forming our Company and bringing it public through the filing of Form S-1 with the Securities and Exchange Commission (“SEC”), $1,700 of rent expense, and $3,200 of stock services, filing fees and business licenses, and $173 of miscellaneous fees and bank charges incurred during the six months ended September 30, 2012.

Other Income (Expense):

Other (expense) was $45 for the three months ended September 30, 2012. Other (expenses) consisted entirely of interest expense related to a $2,500 debt financing received on July 10, 2012 bearing interest at 8% per annum.

Net Loss:

The net loss for the three months ended September 30, 2012 was $17,618, consisting of $17,573 of general and administrative expenses and $45 of interest expense as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, total liabilities, retained earnings, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2012 compared to March 31, 2012.

	September 30,	March 31,
	2012	2012
Total Assets	$2,965	$9,048

Total Liabilities	$3,195	$560

(Deficit) accumulated during development stage	$(18,230)	$(612)

Stockholders’ Equity (Deficit)	$(230)	$8,488

Working Capital (Deficit)	$(230)	$8,488

Our principal source of operating capital has been derived from private sales of our common stock and loans from our officer and others. At September 30, 2012 we had a cash balance of $1,265 and negative working capital of $(230). As we continue to implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will need to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have, and expect to continue to have, substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require establishing and substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

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

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2012, our cash balance was $1,265. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities; however, there can be no assurance of our success.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have produced net losses of $17,618 and $612 for the six months ended September 30, 2012 and the period from February 17, 2012 (inception) to March 31, 2012, respectively, have a (deficit) accumulated during our development stage of ($18,230) and ($612) at September 30, 2012 and March 31, 2012, respectively. The Company’s cash on hand is insufficient to sustain operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description

3.1*	Certificate of Articles of Incorporation, February 17, 2012
3.2*	Bylaws
10.1**	Founder Stock Purchase Agreement, April 20, 2012
10.2**	Lease Agreement, April 1, 2012
10.3**	Private label and Manufacturing and Supply Agreement with mPact Environmental Solutions, LLC, April 15, 2012.
10.4	Promissory Note, July 10, 2012
31.1	Section 302 Certification of Chief Financial Officer and Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed with Form S-1 as filed on May 4, 2012.

** Filed with Form S-1/A as filed on June 12, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2012

Barrier 4, Inc.

/s/ Judith Scarpello ______________________________
Judith Scarpello
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

